Form 10-K/A
period 2001-12-31
CREDIT SUISSE FR BS MOR SEC CP COM MOR PS TH CE SER 2001-CK1
filed 2002-12-18
CIK 1135384

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 14, 2002 on behalf of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 2001-CK1 established pursuant to the Pooling and Servicing Agreement among Credit Suisse First Boston Mortgage Securities Corp as Depositor, Key Commercial Mortgage as Master Servicer, Orix Real Estate Capital Markets
  LLC as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Credit Suisse First Boston Mortgage Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-CK1 registered under the Securities Act of 1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Key Corporate Capital Inc., as Master Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Key Corporate Capital Inc., as Master Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, November 30, 2001, and January 02, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


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



    Credit Suisse First Boston Mortgage Securities Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2001-CK1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2001-CK1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Key Corporate Capital Inc., as Master Servicer <F1>
     b) ORIX Capital Markets, LLC, as Special Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Key Corporate Capital Inc., as Master Servicer <F1>
     b) ORIX Capital Markets, LLC, as Special Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

ERNST&YOUNG (LOGO)
Ernst& Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

Report of Independent Accountants on Management's Assertion of
Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Board of Directors
KeyCorp Real Estate Capital Markets, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that KeyCorp Real Estate Capital Markets, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing and minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing, during the year ended December 31, 2001. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended for the information of the Board of Directors, management, the U.S. Department of Housing and Urban Development, Federal National Mortgage Association, Government National Mortgage Association, and the Company's private investors, and is not intended to be and should not be used by anyone other than these if specified parties.

February 15, 2002


Ernst & Young LLP is a member of Ernst & Young International, Ltd.


EX 99.1 (b)

ANDERSEN   (logo)

Report of Independent Public Accountants

To ORIX Capital Markets, LLC:

We have examined management's assertion about ORIX Capital Markets, LLC's ("OCM"), formerly ORIX Real Estate Capital Markets, LLC, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program Mortgage for Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing contracts) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for OCM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about OCM's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about OCM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on OCM's compliance with the minimum servicing standards.

In our opinion, management's assertion that OCM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


Dallas, Texas,
January 31, 2002


EX 99.2 (a)

Key Commercial Mortgage (LOGO)
911 Main St., Suite 1500
Kansas City, MO 64105

Report of Management

Tel: 816-221-8800
Fax: 816-221-8848
Toll Free 888-979-1200

We, as members of management of KeyCorp Real Estate Capital Markets, Inc.
(the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards.
We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company was insured as a subsidiary of Key Corp. As of December 31, 2001, the Company had $100,000,000 fidelity bond coverage and $100,000,000 errors and omissions coverage.

February 15, 2002

Marty O'Connor
Vice President

Brenda L. Harmon
CMBS Portfolio Manager


EX 99.2 (b)

ORIX   (logo)

Report of Management

As of and for the year ended December 31, 2001, ORIX Capital Markets, LLC, formerly ORIX Real Estate Capital Markets, LLC, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program for
Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period from January 1, 2001, through July 12, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000. For the period of July 13,2001, through December 31, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

Michael E. Cousins
Chief Financial Officer

Paul Smyth
Managing Director of Servicing


ORIX Capital Markets, LLC
1717 Main Street, Suite 1400, Dallas, TX 75201
TEL: 214-237-2000 FAX: 214-237-2018


EX 99.3 (a)

Key Commercial Mortgage (LOGO)
As Master Servicer
Annual Officer's Certification
For Period of: January 1 through December 31, 2001

Re:     CSFBMSC 2001 CK-1 Pooling and Servicing Agreement dated 03/16/2001

Key Commercial Mortgage
911 Main St., Suite 1500
Kansas City, MO 64105

Tel: 816-221-8800
Fax: 816-221-8848
Toll Free 888-979-1200

With regard to the loans Master Serviced by Key Commercial Mortgage (KCM) in the above captioned transaction, and pursuant to Section 3.13 of the Pooling and Servicing Agreement, please be advised of the following:

A review of the activities of KCM during the preceding calendar year and of its performance, under the Agreement, has been made under my supervision.

To the best of my knowledge, based on such review, KCM has fulfilled all of its obligations under the Agreement in all material respects.

KCM has received no notice regarding qualification or challenge to the status of Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any governing agency or body.

By:

Marty L. O'Connor Vice President
Loan Servicing and Asset Management


EX 99.3 (b)

ORIX Capital Markets, LLC
Paul Smyth
1717 Main Street, 10th Floor
Dallas, TX 75201
214-237-2010

March 7, 2002

ANNUAL STATEMENT AS TO COMPLIANCE
Special Servicing

Ladies and Gentlemen:

This Officer's Certificate is provided to you by ORIX Capital Markets, LLC ("OCM") pursuant to the terms outlined in the applicable sections of certain Agreements as referenced in the attached Exhibit A, relative to the securitization for which OCM serves as Special Servicer.

The undersigned officer, on behalf of OCM, hereby informs you (i) that, a review of the activities of OCM as Special Servicer and of its performance under each respective Agreement under the undersigned's supervision has been made for the period of time commencing January 1, 2001 through December 31, 2001 or a portion thereof, (ii) that, to the best of such undersigned's knowledge, based on such review, it has fulfilled all of its obligations under the Agreement and has maintained an effective internal control system relating to its servicing of the Loans serviced by it, throughout such period, and (iii) that, the undersigned has received no notice regarding qualification, nor challenging the status of the REMICS from the IRS or any other governmental body.

Also, please find attached, an Annual Independent Public Accountant's Servicing Report performed by Arthur Andersen LLP relative to the assets being serviced by OCM for the period beginning January 1, 2001 through December 31, 2001.

Duplicates of these documents are being simultaneously sent to all parties listed on Exhibit B.

If you have any questions or comments relative to the attached documents, please call me at 214-237-2010.

Sincerely,

ORIX Capital Markets, LLC
Special Servicer

By:
Paul Smyth
Managing Director, Servicing

Attachments: Annual Independent Public Accountant Servicing Report
Exhibit A
Exhibit B